Form 10QSB
period 2005-07-31
SUBEI BUSINESS DEVELOPMENT INC
filed 2005-09-15
CIK 1309052

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 50814

SUBEI BUSINESS DEVELOPMENT, INC.

(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Madison Avenue, Suite 801

New York, NY 10017

(Address of Principal Executive Offices)

(Issuer’s telephone number)

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 13, 2005: 100,000 shares of common stock.

SUBEI BUSINESS DEVELOPMENT, INC.

f/k/a Edmonds 2, Inc.

(a development stage company)

FINANCIAL STATEMENTS

INDEX

Part I-- FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition

Item 3. Control and Procedures

Part II-- OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended July 31, 2005 are not necessarily indicative of results that maybe expected for the year ending October 31, 2005. The financial statements are presented on the accrual basis.

SUBEI BUSINESS DEVELOPMENT, INC.

QUARTERLY REPORT ON FORM 10-QSB

FOR THE QUARTER ENDED JULY 31, 2005

FINANCIAL INFORMATION

 Item1. Financial Statements.

SUBEI BUSINESS DEVELOPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

July 31, 2005

(Unaudited)

ASSETS

Current Assets
Cash	$0
Accounts receivable, net
Notes receivable
Marketable securities
Other
Total Current Assets	$0

TOTAL ASSETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued expenses	$1250

Total Current Liabilities	1250

TOTAL LIABILITIES	1250

Stockholders’ Equity
Common stock, $.0001 par value, 100,000,000 shares authorized, 100,000 shares issued and outstanding	10
Additional paid in capital	90
Accumulated deficit	(1350)

TOTAL STOCKHOLDERS’ EQUITY	(1250)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$0

The accompanying notes are an integral part of these financial statements.

SUBEI BUSINESS DEVELOPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JULY 31, 2005 AND

PERIOD FROM INCEPTION (August 19, 2004) THROUGH JULY 31, 2005

(Unaudited)

	Three Months Ended July 31, 2005	Nine Months Ended July 31, 2005	Inception Through July 31, 2005
REVENUES

Sales	$0	$0	$0
Cost of Sales

GROSS PROFIT	0	0	0
General and administrative Expenses	250	750	1350

NET LOSS

Accumulated deficit, beginning balance	0	0	0

Accumulated deficit, ending balance	$(250)	$(750)	$(1350)

NET EARNINGS PER SHARE

Basic earnings per share
Net loss per share		(Less than .01)

Basic weighted average
Number of common shares Outstanding		100,000

The accompanying notes are an integral part of these financial statements.

SUBEI BUSINESS DEVELOPMENT, INC.

(a development stage company)

STATEMENT OF STOCKHOLDER’S EQUITY

From inception (August 19, 2004) through July 31, 2005

	SHARES	COMMON STOCK	ADDITIONAL PAID IN	ACCUMULATED DEFICIT	TOTAL
Stock issued on acceptance of incorporation expenses August 19, 2004	100,000	$10	$90	$0	$100

Net loss	-	-	-	(600)	(600)

Total at October 31, 2004	100,000	$10	$90	$(600)	$(500)

Net Loss	-	-	-	(750)	(750)

Total at July 31, 2005	100,000	$10	$90	$(1,350)	$(1,250)

The accompanying notes are an integral part of these financial statements.

SUBEI BUSINESS DEVELOPMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 2005 AND

PERIOD FROM INCEPTION (August 19, 2004) THROUGH JULY 31, 2005

(Unaudited)

	Nine Months Ended July 31, 2005	Inception Through July 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(750)	$(1,350)
Compensation in the form of stock	0	100
Increase (Decrease) in accrued expenses	750	1,350

NET CASH PROVIDED OR (USED) IN OPERATIONS	0	0

CASH FLOWS FROM INVESTING ACTIVITIES	0	0

CASH RECONCILIATION

Net increase (decrease) in cash	0	0
Beginning cash balance	0	0

CASH BALANCE AT END OF PERIOD	$0	$0

NOTES TO FINANCIAL STATEMENTS

Note 1 - BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended July 31, 2005 are not necessarily indicative of results that may be expected for the year ending October 31, 2005. The financial statements are presented on the accrual basis.

Note 2 – CHANGE IN OWNERSHIP

All of the outstanding stock was purchased in a private transaction which represent a change in controlling interest. Upon execution of this transaction, the Company name was changed from Edmonds 2, Inc. to Subei Business Development, Inc.

Item 2. Management’s Discussion and Analysis or Plan of Operation

This Quarterly Report on Form 10-QSB includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as, “may,” “believe,” “expect,” “intend,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements include, but are not limited to, the Company’s limited history of operations, the availability of additional capital necessary to execute the Company’s plan of operations, the volatility of the over-the-counter bulletin board market and the effect of such volatility on the value of the marketable securities received by the Company for its services, and changes in the state and federal regulation of securities, as well as the availability of necessary personnel and general economic conditions within the United States.

Plan of Operation

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

Results of Operation

The Company did not have any operating income from inception (August 19, 2004) through July 31, 2005 and through July 31, 2005, the registrant recognized a net loss of $1,350. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At July 31, 2005 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

The Company and or its shareholders will supervise the search for target companies as potential candidates for a business combination. The Company may pay as their own expenses any costs incurred in supervising the search for a target company. The Company may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively  applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Item 3. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)]under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

No matter was submitted during the quarter ending July 31, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

SUBEI BUSINESS DEVELOPMENT, INC.
Registrant

Date: September 13, 2005	By:	/s/ Liansong Zhang
Liansong Zhang
Chief Executive Officer and Chief Financial Officer